Form 10-K
period 2017-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C31
filed 2018-03-20
CIK 1687031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Central Index Key Number of the sponsor: 0001682532

Starwood Mortgage Funding III LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4014737 38-4014738 (I.R.S. Employer Identification Numbers)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Coconut Point Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date.  The Coconut Point Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Coconut Point Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Coconut Point Mortgage Loan, was serviced under the pooling and servicing agreement for the MSBAM 2016-C30 transaction, Commiion File Number 333-206582-04 prior to the closing of the securitization of a pari passu portion of the Coconut Point loan combination in the CSAIL 2016-C7 Commercial Mortgage Trust transaction, Commission File Number 333-207361-03 (the “CSAIL 2016-C7 Transaction”).  After the closing of the CSAIL 2016-C7 Transaction on November 22, 2016, this loan combination, including the Coconut Point Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2016-C7 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2016-C7 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2016-C7 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee, KeyBank National Association, as primary servicer and CWCapital Asset Management LLC, as special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

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

The servicer compliance statement furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association ("Wells Fargo") attached to this Annual Report on Form 10-K as Exhibit 35.35 with respect to the MY Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSMC 2016-NXSR Transaction, discloses the following failure to comply with the trust and servicing agreement for the CSMC 2016-NXSR Transaction:

On January 18, 2017, Wells Fargo made a distribution (the "January Distribution") to the holders of the certificates of the CSMC 2016-NXSR Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2016-NXSR. The January Distribution contained a payment error that resulted in an aggregate underpayment to certain classes of certificates totaling approximately $125,470 and a corresponding overpayment to certain classes of certificates in the same amount. The payment error resulted from an administrative error during the deal setup and DWAC processing. The impact of this error was limited to the January Distribution.

On February 6, 2017, the January Distribution was revised to correct the payment error, whereby funds received from the overpaid classes of certificates were distributed to the underpaid classes of certificates.  To prevent further similar payment errors, Wells Fargo has incorporated additional set-up control procedures.

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

4.2           Pooling and Servicing Agreement, dated as of July 1, 2016, by and among SG Commercial Mortgage Securities, LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K/A filed on December 6, 2016 under Commission File No. 333-206847-03 and incorporated by reference herein).

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

4.5           Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 14, 2016 under Commission File No. 333-206847-03 and incorporated by reference herein).

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

4.7           Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on March 2, 2017 under Commission File No. 333-206847-03 and incorporated by reference herein).

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

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Vintage Park Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Vintage Park Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the TEK Park Mortgage Loan (see Exhibit 35.3)

35.14       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 35.4)

35.15       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of The Shops at Crystals Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the International Square Mortgage Loan

35.18       AEGON USA Realty Advisors, LLC, as Special Servicer of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the International Square Mortgage Loan (see Exhibit 35.3)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan

35.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.3)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.20)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.21)

35.25       Wells Fargo Bank, National Association, as Certificate Administrator of the One Stamford Forum Mortgage Loan (see Exhibit 35.3)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       CWCapital Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Certificate Administrator of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 35.3)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan

35.30       C-III Asset Management LLC, as Special Servicer of the Harlem USA Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Wells Fargo Bank, National Association, as Certificate Administrator of the Harlem USA Mortgage Loan (see Exhibit 35.3)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Coconut Point Mortgage Loan

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the Coconut Point Mortgage Loan

35.34       Wells Fargo Bank, National Association, as Certificate Administrator of the Coconut Point Mortgage Loan (see Exhibit 35.3)

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

Date: March 20, 2018

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

4.2           Pooling and Servicing Agreement, dated as of July 1, 2016, by and among SG Commercial Mortgage Securities, LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K/A filed on December 6, 2016 under Commission File No. 333-206847-03 and incorporated by reference herein).

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

4.5           Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 14, 2016 under Commission File No. 333-206847-03 and incorporated by reference herein).

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

4.7           Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on March 2, 2017 under Commission File No. 333-206847-03 and incorporated by reference herein).

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

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Vintage Park Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Vintage Park Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the TEK Park Mortgage Loan (see Exhibit 35.3)

35.14       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 35.4)

35.15       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of The Shops at Crystals Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the International Square Mortgage Loan

35.18       AEGON USA Realty Advisors, LLC, as Special Servicer of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the International Square Mortgage Loan (see Exhibit 35.3)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan

35.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.3)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.20)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.21)

35.25       Wells Fargo Bank, National Association, as Certificate Administrator of the One Stamford Forum Mortgage Loan (see Exhibit 35.3)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       CWCapital Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Certificate Administrator of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 35.3)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan

35.30       C-III Asset Management LLC, as Special Servicer of the Harlem USA Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Wells Fargo Bank, National Association, as Certificate Administrator of the Harlem USA Mortgage Loan (see Exhibit 35.3)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Coconut Point Mortgage Loan

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the Coconut Point Mortgage Loan

35.34       Wells Fargo Bank, National Association, as Certificate Administrator of the Coconut Point Mortgage Loan (see Exhibit 35.3)

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