Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C31
filed 2019-03-21
CIK 1687031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

Report on Assessment of Compliance with Applicable Servicing Criteria Not Included

For the reasons discussed in the Explanatory Notes above, Midland is not a party performing activities that address servicing criteria relating to 5% or more of the assets of the issuing entity.  Therefore, the report of assessment of compliance with applicable servicing criteria for Midland has not been included as an exhibit to this Annual Report on Form 10-K.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

Report on Assessment of Compliance with Applicable Servicing Criteria Not Included

For the reasons discussed in the Explanatory Notes above, CWCAM is not a party performing activities that address servicing criteria relating to 5% or more of the assets of the issuing entity.  Therefore, the report of assessment of compliance with applicable servicing criteria for CWCAM has not been included as an exhibit to this Annual Report on Form 10-K.

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

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the Coconut Point Mortgage Loan

35.34       Wells Fargo Bank, National Association, as Certificate Administrator of the Coconut Point Mortgage Loan (see Exhibit 35.3)

35.35       Wells Fargo Bank, National Association, as Primary Servicer of the MY Portfolio Mortgage Loan

35.36       Torchlight Loan Services, LLC, as Special Servicer of the MY Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.37       Wells Fargo Bank, National Association, as Certificate Administrator of the MY Portfolio Mortgage Loan (see Exhibit 35.3)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Merrill Lynch Commercial Mortgage Inc.
(Depositor)

/s/ Leland F. Bunch, III

Leland F. Bunch, III, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 20, 2019