Form 10-K
period 2020-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C31
filed 2021-03-19
CIK 1687031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

UBS AG, acting through its branch located at 1285 Avenue of the Americas, New York, New York

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Huntington Center Mortgage Loan and the Vintage Park Mortgage Loan, which constituted approximately 8.4% and 4.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Huntington Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Vintage Park Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Huntington Center Mortgage Loan and the Vintage Park Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Simon Premium Outlets Mortgage Loan and the One Stamford Forum Mortgage Loan, which constituted approximately 4.4% and 4.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Simon Premium Outlets Mortgage Loan and the One Stamford Forum Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Simon Premium Outlets Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the One Stamford Forum Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2016-BNK1 transaction, Commission File Number 333-206677-07 (the “WFCM 2016-BNK1 Transaction”). These loan combinations, including the Simon Premium Outlets Mortgage Loan and the One Stamford Forum Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2016-BNK1 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Coconut Point Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date.  The Coconut Point Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Coconut Point Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Coconut Point Mortgage Loan, was serviced under the pooling and servicing agreement for the Morgan Stanley Bank of America Merrill Lynch Trust 2016-C30 transaction prior to the closing of the securitization of a pari passu portion of the Coconut Point loan combination in the CSAIL 2016-C7 Commercial Mortgage Trust transaction, Commission File Number 333-207361-03 (the “CSAIL 2016-C7 Transaction”).  After the closing of the CSAIL 2016-C7 Transaction on November 22, 2016, this loan combination, including the Coconut Point Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2016-C7 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Simon Premium Outlets Mortgage Loan, the Harlem USA Mortgage Loan, the One Stamford Forum Mortgage Loan, the Coconut Point Mortgage Loan, the International Square Mortgage Loan, the SSTII Self Storage Portfolio Mortgage Loan, the TEK Park Mortgage Loan, The Shops at Crystals Mortgage Loan and the MY Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is the special servicer of the Harlem USA Mortgage Loan and the MY Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) because Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is an unaffiliated servicer servicing less than 10% of pool asset.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the TEK Park Mortgage Loan, The Shops at Crystals Mortgage Loan, the International Square Mortgage Loan, the One Stamford Forum Mortgage Loan, the Simon Premium Outlets Mortgage Loan, the SSTII Self Storage Portfolio Mortgage Loan, the Harlem USA Mortgage Loan, the Coconut Point Mortgage Loan and the MY Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Harlem USA Mortgage Loan, the International Square Mortgage Loan, the SSTII Self Storage Portfolio Mortgage Loan, The Shops at Crystals Mortgage Loan and the MY Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of The Shops at Crystals Mortgage Loan and the International Square Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the SSTII Self Storage Portfolio Mortgage Loan and CWCapital Asset Management LLC as special servicer of the SSTII Self Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of The Shops at Crystals Mortgage Loan and the International Square Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the SSTII Self Storage Portfolio Mortgage Loan, CWCapital Asset Management LLC as special servicer of the SSTII Self Storage Portfolio Mortgage Loan and Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Harlem USA Mortgage Loan and the MY Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.57      Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.58      Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 33.5)

33.59      Park Bridge Lender Services LLC, as Operating Advisor of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.60      Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan (see Exhibit 33.1)

33.61      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Harlem USA Mortgage Loan

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

33.71      Park Bridge Lender Services LLC, as Operating Advisor of the Coconut Point Mortgage Loan (see Exhibit 33.6)

33.72      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Coconut Point Mortgage Loan (see Exhibit 33.7)

33.73      National Tax Search, LLC, as Servicing Function Participant of the Coconut Point Mortgage Loan (see Exhibit 33.8)

33.74      Wells Fargo Bank, National Association, as Primary Servicer of the MY Portfolio Mortgage Loan (see Exhibit 33.1)

33.75      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the MY Portfolio Mortgage Loan (see Exhibit 33.61)

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

34.57      Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.58      Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 34.5)

34.59      Park Bridge Lender Services LLC, as Operating Advisor of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.60      Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan (see Exhibit 34.1)

34.61      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Harlem USA Mortgage Loan

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

34.71      Park Bridge Lender Services LLC, as Operating Advisor of the Coconut Point Mortgage Loan (see Exhibit 34.6)

34.72      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Coconut Point Mortgage Loan (see Exhibit 34.7)

34.73      National Tax Search, LLC, as Servicing Function Participant of the Coconut Point Mortgage Loan (see Exhibit 34.8)

34.74      Wells Fargo Bank, National Association, as Primary Servicer of the MY Portfolio Mortgage Loan (see Exhibit 34.1)

34.75      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the MY Portfolio Mortgage Loan (see Exhibit 34.61)

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

35.20      CWCapital Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.21      Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan (see Exhibit 35.1)

35.22      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Harlem USA Mortgage Loan (Omitted. See Explanatory Notes.)

35.23      Wells Fargo Bank, National Association, as Primary Servicer of the Coconut Point Mortgage Loan (see Exhibit 35.1)

35.24      Rialto Capital Advisors, LLC, as Special Servicer of the Coconut Point Mortgage Loan (see Exhibit 35.2)

35.25      Wells Fargo Bank, National Association, as Primary Servicer of the MY Portfolio Mortgage Loan (see Exhibit 35.1)

35.26      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the MY Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 19, 2021