Form 10-K
period 2023-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C31
filed 2024-03-08
CIK 1687031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

With respect to the pari passu loan combinations that include the International Square Mortgage Loan, The Shops at Crystals Mortgage Loan, the SSTII Self Storage Portfolio Mortgage Loan, the Harlem USA Mortgage Loan and the MY Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of The Shops at Crystals Mortgage Loan prior to April 3, 2023, Torchlight Loan Services, LLC as special servicer of the International Square Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the SSTII Self Storage Portfolio Mortgage Loan and CWCapital Asset Management LLC as special servicer of the SSTII Self Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of The Shops at Crystals Mortgage Loan prior to April 3, 2023, Torchlight Loan Services, LLC as special servicer of the International Square Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the SSTII Self Storage Portfolio Mortgage Loan, CWCapital Asset Management LLC as special servicer of the SSTII Self Storage Portfolio Mortgage Loan and Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Harlem USA Mortgage Loan and the MY Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.4           Trust and Servicing Agreement, dated as of August 17, 2016, by and among Banc of America Merrill Lynch Large Loan, Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, and Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 14, 2016 under Commission File No. 333-206847-03 and incorporated by reference herein).

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

33.29       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (see Exhibit 33.6)

33.30       CoreLogic Solutions, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 33.7)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.32       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 33.10)

33.33       Situs Holdings, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan prior to April 3, 2023 (Omitted. See Explanatory Notes.)

33.34       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan on and after April 3, 2023 (see Exhibit 33.10)

33.35       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 33.5)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the International Square Mortgage Loan (see Exhibit 33.1)

33.39       Torchlight Loan Services, LLC, as Special Servicer of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wilmington Trust, National Association, as Trustee of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the International Square Mortgage Loan (see Exhibit 33.5)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the International Square Mortgage Loan (see Exhibit 33.7)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.2)

33.46       Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.1)

33.52       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.2)

33.53       Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 33.5)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 33.6)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 33.7)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       CWCapital Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 33.5)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan (see Exhibit 33.1)

33.65       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Harlem USA Mortgage Loan

33.66       Wilmington Trust, National Association, as Trustee of the Harlem USA Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Harlem USA Mortgage Loan (see Exhibit 33.5)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Harlem USA Mortgage Loan (see Exhibit 33.6)

33.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the Harlem USA Mortgage Loan (see Exhibit 33.7)

33.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the Coconut Point Mortgage Loan (see Exhibit 33.1)

33.72       Rialto Capital Advisors, LLC, as Special Servicer of the Coconut Point Mortgage Loan (see Exhibit 33.2)

33.73       Wilmington Trust, National Association, as Trustee of the Coconut Point Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the Coconut Point Mortgage Loan (see Exhibit 33.5)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the Coconut Point Mortgage Loan (see Exhibit 33.6)

33.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Coconut Point Mortgage Loan (see Exhibit 33.7)

33.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.78       Wells Fargo Bank, National Association, as Primary Servicer of the MY Portfolio Mortgage Loan (see Exhibit 33.1)

33.79       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the MY Portfolio Mortgage Loan (see Exhibit 33.65)

33.80       Wilmington Trust, National Association, as Trustee of the MY Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Wells Fargo Bank, National Association, as Custodian of the MY Portfolio Mortgage Loan (see Exhibit 33.5)

33.82       Park Bridge Lender Services LLC, as Operating Advisor of the MY Portfolio Mortgage Loan (see Exhibit 33.6)

33.83       CoreLogic Solutions, LLC, as Servicing Function Participant of the MY Portfolio Mortgage Loan (see Exhibit 33.7)

33.84       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.29       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (see Exhibit 34.6)

34.30       CoreLogic Solutions, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 34.7)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.32       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 34.10)

34.33       Situs Holdings, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan prior to April 3, 2023 (Omitted. See Explanatory Notes.)

34.34       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan on and after April 3, 2023 (see Exhibit 34.10)

34.35       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 34.5)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the International Square Mortgage Loan (see Exhibit 34.1)

34.39       Torchlight Loan Services, LLC, as Special Servicer of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wilmington Trust, National Association, as Trustee of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the International Square Mortgage Loan (see Exhibit 34.5)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the International Square Mortgage Loan (see Exhibit 34.7)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.2)

34.46       Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.1)

34.52       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.2)

34.53       Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 34.5)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 34.6)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 34.7)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       CWCapital Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 34.5)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan (see Exhibit 34.1)

34.65       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Harlem USA Mortgage Loan

34.66       Wilmington Trust, National Association, as Trustee of the Harlem USA Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Harlem USA Mortgage Loan (see Exhibit 34.5)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Harlem USA Mortgage Loan (see Exhibit 34.6)

34.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the Harlem USA Mortgage Loan (see Exhibit 34.7)

34.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the Coconut Point Mortgage Loan (see Exhibit 34.1)

34.72       Rialto Capital Advisors, LLC, as Special Servicer of the Coconut Point Mortgage Loan (see Exhibit 34.2)

34.73       Wilmington Trust, National Association, as Trustee of the Coconut Point Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the Coconut Point Mortgage Loan (see Exhibit 34.5)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the Coconut Point Mortgage Loan (see Exhibit 34.6)

34.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Coconut Point Mortgage Loan (see Exhibit 34.7)

34.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.78       Wells Fargo Bank, National Association, as Primary Servicer of the MY Portfolio Mortgage Loan (see Exhibit 34.1)

34.79       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the MY Portfolio Mortgage Loan (see Exhibit 34.65)

34.80       Wilmington Trust, National Association, as Trustee of the MY Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Wells Fargo Bank, National Association, as Custodian of the MY Portfolio Mortgage Loan (see Exhibit 34.5)

34.82       Park Bridge Lender Services LLC, as Operating Advisor of the MY Portfolio Mortgage Loan (see Exhibit 34.6)

34.83       CoreLogic Solutions, LLC, as Servicing Function Participant of the MY Portfolio Mortgage Loan (see Exhibit 34.7)

34.84       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Vintage Park Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 35.5)

35.13       Situs Holdings, LLC as Special Servicer of The Shops at Crystals Mortgage Loan prior to April 3, 2023 (Omitted. See Explanatory Notes.)

35.14       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan on and after April 3, 2023 (see Exhibit 35.5)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the International Square Mortgage Loan (see Exhibit 35.1)

35.16       Torchlight Loan Services, LLC, as Special Servicer of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.2)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.1)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.2)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       CWCapital Asset Management LLC, as Special Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan (see Exhibit 35.1)

35.24       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Harlem USA Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Coconut Point Mortgage Loan (see Exhibit 35.1)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Coconut Point Mortgage Loan (see Exhibit 35.2)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the MY Portfolio Mortgage Loan (see Exhibit 35.1)

35.28       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the MY Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 8, 2024