Form 10-K
period 2025-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C31
filed 2026-03-18
CIK 1687031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Simon Premium Outlets Mortgage Loan, the Harlem USA Mortgage Loan, the One Stamford Forum Mortgage Loan, the Coconut Point Mortgage Loan, the International Square Mortgage Loan, the TEK Park Mortgage Loan and the MY Portfolio Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Simon Premium Outlets Mortgage Loan, the Harlem USA Mortgage Loan, the One Stamford Forum Mortgage Loan, the Coconut Point Mortgage Loan, the International Square Mortgage Loan, the TEK Park Mortgage Loan and the MY Portfolio Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

Greystone Servicing Company LLC (in certain cases, as successor to C-III Asset Management LLC) is the special servicer of the Harlem USA Mortgage Loan, the MY Portfolio Mortgage Loan and the SSTII Self Storage Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Greystone Servicing Company LLC (in certain cases, as successor to C-III Asset Management LLC) and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Greystone Servicing Company LLC (in certain cases, as successor to C-III Asset Management LLC) is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Greystone Servicing Company LLC (in certain cases, as successor to C-III Asset Management LLC) because Greystone Servicing Company LLC (in certain cases, as successor to C-III Asset Management LLC) is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the TEK Park Mortgage Loan, the International Square Mortgage Loan, the One Stamford Forum Mortgage Loan, the Simon Premium Outlets Mortgage Loan, the Harlem USA Mortgage Loan, the Coconut Point Mortgage Loan and the MY Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the International Square Mortgage Loan, the SSTII Self Storage Portfolio Mortgage Loan, the Harlem USA Mortgage Loan and the MY Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC as special servicer of the International Square Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the SSTII Self Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Torchlight Loan Services, LLC as special servicer of the International Square Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the SSTII Self Storage Portfolio Mortgage Loan and Greystone Servicing Company LLC (in certain cases, as successor to C-III Asset Management LLC) as special servicer of the Harlem USA Mortgage Loan, the MY Portfolio Mortgage Loan and the SSTII Self Storage Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Rialto Capital Advisors, LLC, as Special Servicer

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       KeyBank National Association, as Primary Servicer

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Huntington Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.13       Trimont LLC, as Primary Servicer of the Huntington Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.14       Rialto Capital Advisors, LLC, as Special Servicer of the Huntington Center Mortgage Loan (see Exhibit 33.3)

33.15       Wilmington Trust, National Association, as Trustee of the Huntington Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Custodian of the Huntington Center Mortgage Loan (see Exhibit 33.6)

33.17       Park Bridge Lender Services LLC, as Operating Advisor of the Huntington Center Mortgage Loan (see Exhibit 33.7)

33.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Huntington Center Mortgage Loan (see Exhibit 33.8)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.20       Wells Fargo Bank, National Association, as Primary Servicer of the Vintage Park Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.21       Trimont LLC, as Primary Servicer of the Vintage Park Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the Vintage Park Mortgage Loan (see Exhibit 33.3)

33.23       Wilmington Trust, National Association, as Trustee of the Vintage Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Vintage Park Mortgage Loan (see Exhibit 33.6)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Vintage Park Mortgage Loan (see Exhibit 33.7)

33.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vintage Park Mortgage Loan (see Exhibit 33.8)

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.29       Trimont LLC, as Primary Servicer of the TEK Park Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.30       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 33.3)

33.31       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (see Exhibit 33.6)

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (see Exhibit 33.7)

33.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 33.8)

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.36       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 33.11)

33.37       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 33.11)

33.38       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 33.6)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the International Square Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.42       Trimont LLC, as Primary Servicer of the International Square Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.43       Torchlight Loan Services, LLC, as Special Servicer of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the International Square Mortgage Loan (see Exhibit 33.6)

33.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the International Square Mortgage Loan (see Exhibit 33.8)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.49       Trimont LLC, as Primary Servicer of the Simon Premium Outlets Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.3)

33.51       Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.57       Trimont LLC, as Primary Servicer of the One Stamford Forum Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.58       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 33.3)

33.59       Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 33.6)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 33.7)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 33.8)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Greystone Servicing Company LLC, as Special Servicer of the SSTII Self Storage Portfolio Mortgage Loan

33.66       Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 33.7)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.71       Trimont LLC, as Primary Servicer of the Harlem USA Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.72       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Harlem USA Mortgage Loan (see Exhibit 33.65)

33.73       Wilmington Trust, National Association, as Trustee of the Harlem USA Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the Harlem USA Mortgage Loan (see Exhibit 33.6)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the Harlem USA Mortgage Loan (see Exhibit 33.7)

33.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Harlem USA Mortgage Loan (see Exhibit 33.8)

33.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.78       Wells Fargo Bank, National Association, as Primary Servicer of the Coconut Point Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.79       Trimont LLC, as Primary Servicer of the Coconut Point Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.80       Rialto Capital Advisors, LLC, as Special Servicer of the Coconut Point Mortgage Loan (see Exhibit 33.3)

33.81       Wilmington Trust, National Association, as Trustee of the Coconut Point Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Wells Fargo Bank, National Association, as Custodian of the Coconut Point Mortgage Loan (see Exhibit 33.6)

33.83       Park Bridge Lender Services LLC, as Operating Advisor of the Coconut Point Mortgage Loan (see Exhibit 33.7)

33.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the Coconut Point Mortgage Loan (see Exhibit 33.8)

33.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.86       Wells Fargo Bank, National Association, as Primary Servicer of the MY Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.87       Trimont LLC, as Primary Servicer of the MY Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.88       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the MY Portfolio Mortgage Loan (see Exhibit 33.65)

33.89       Wilmington Trust, National Association, as Trustee of the MY Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.90       Wells Fargo Bank, National Association, as Custodian of the MY Portfolio Mortgage Loan (see Exhibit 33.6)

33.91       Park Bridge Lender Services LLC, as Operating Advisor of the MY Portfolio Mortgage Loan (see Exhibit 33.7)

33.92       CoreLogic Solutions, LLC, as Servicing Function Participant of the MY Portfolio Mortgage Loan (see Exhibit 33.8)

33.93       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Rialto Capital Advisors, LLC, as Special Servicer

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       KeyBank National Association, as Primary Servicer

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Huntington Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.13       Trimont LLC, as Primary Servicer of the Huntington Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.14       Rialto Capital Advisors, LLC, as Special Servicer of the Huntington Center Mortgage Loan (see Exhibit 34.3)

34.15       Wilmington Trust, National Association, as Trustee of the Huntington Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Custodian of the Huntington Center Mortgage Loan (see Exhibit 34.6)

34.17       Park Bridge Lender Services LLC, as Operating Advisor of the Huntington Center Mortgage Loan (see Exhibit 34.7)

34.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Huntington Center Mortgage Loan (see Exhibit 34.8)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.20       Wells Fargo Bank, National Association, as Primary Servicer of the Vintage Park Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.21       Trimont LLC, as Primary Servicer of the Vintage Park Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the Vintage Park Mortgage Loan (see Exhibit 34.3)

34.23       Wilmington Trust, National Association, as Trustee of the Vintage Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Vintage Park Mortgage Loan (see Exhibit 34.6)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Vintage Park Mortgage Loan (see Exhibit 34.7)

34.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the Vintage Park Mortgage Loan (see Exhibit 34.8)

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.29       Trimont LLC, as Primary Servicer of the TEK Park Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.30       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 34.3)

34.31       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (see Exhibit 34.6)

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (see Exhibit 34.7)

34.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 34.8)

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.36       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 34.11)

34.37       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 34.11)

34.38       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 34.6)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the International Square Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.42       Trimont LLC, as Primary Servicer of the International Square Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.43       Torchlight Loan Services, LLC, as Special Servicer of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the International Square Mortgage Loan (see Exhibit 34.6)

34.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the International Square Mortgage Loan (see Exhibit 34.8)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.49       Trimont LLC, as Primary Servicer of the Simon Premium Outlets Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.3)

34.51       Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.57       Trimont LLC, as Primary Servicer of the One Stamford Forum Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.58       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 34.3)

34.59       Wilmington Trust, National Association, as Trustee of the One Stamford Forum Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the One Stamford Forum Mortgage Loan (see Exhibit 34.6)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the One Stamford Forum Mortgage Loan (see Exhibit 34.7)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the One Stamford Forum Mortgage Loan (see Exhibit 34.8)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Greystone Servicing Company LLC, as Special Servicer of the SSTII Self Storage Portfolio Mortgage Loan

34.66       Wells Fargo Bank, National Association, as Trustee of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the SSTII Self Storage Portfolio Mortgage Loan (see Exhibit 34.7)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.71       Trimont LLC, as Primary Servicer of the Harlem USA Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.72       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Harlem USA Mortgage Loan (see Exhibit 34.65)

34.73       Wilmington Trust, National Association, as Trustee of the Harlem USA Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the Harlem USA Mortgage Loan (see Exhibit 34.6)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the Harlem USA Mortgage Loan (see Exhibit 34.7)

34.76       CoreLogic Solutions, LLC, as Servicing Function Participant of the Harlem USA Mortgage Loan (see Exhibit 34.8)

34.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.78       Wells Fargo Bank, National Association, as Primary Servicer of the Coconut Point Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.79       Trimont LLC, as Primary Servicer of the Coconut Point Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.80       Rialto Capital Advisors, LLC, as Special Servicer of the Coconut Point Mortgage Loan (see Exhibit 34.3)

34.81       Wilmington Trust, National Association, as Trustee of the Coconut Point Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Wells Fargo Bank, National Association, as Custodian of the Coconut Point Mortgage Loan (see Exhibit 34.6)

34.83       Park Bridge Lender Services LLC, as Operating Advisor of the Coconut Point Mortgage Loan (see Exhibit 34.7)

34.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the Coconut Point Mortgage Loan (see Exhibit 34.8)

34.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.86       Wells Fargo Bank, National Association, as Primary Servicer of the MY Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.87       Trimont LLC, as Primary Servicer of the MY Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.88       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the MY Portfolio Mortgage Loan (see Exhibit 34.65)

34.89       Wilmington Trust, National Association, as Trustee of the MY Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.90       Wells Fargo Bank, National Association, as Custodian of the MY Portfolio Mortgage Loan (see Exhibit 34.6)

34.91       Park Bridge Lender Services LLC, as Operating Advisor of the MY Portfolio Mortgage Loan (see Exhibit 34.7)

34.92       CoreLogic Solutions, LLC, as Servicing Function Participant of the MY Portfolio Mortgage Loan (see Exhibit 34.8)

34.93       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Rialto Capital Advisors, LLC, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         KeyBank National Association, as Primary Servicer

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Huntington Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.8         Trimont LLC, as Primary Servicer of the Huntington Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Huntington Center Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Vintage Park Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11       Trimont LLC, as Primary Servicer of the Vintage Park Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Vintage Park Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.14       Trimont LLC, as Primary Servicer of the TEK Park Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 35.3)

35.16       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 35.6)

35.17       KeyBank National Association, as Special Servicer of The Shops at Crystals Mortgage Loan (see Exhibit 35.6)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the International Square Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.19       Trimont LLC, as Primary Servicer of the International Square Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.20       Torchlight Loan Services, LLC, as Special Servicer of the International Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.22       Trimont LLC, as Primary Servicer of the Simon Premium Outlets Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.3)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the One Stamford Forum Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.25       Trimont LLC, as Primary Servicer of the One Stamford Forum Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the One Stamford Forum Mortgage Loan (see Exhibit 35.3)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Greystone Servicing Company LLC, as Special Servicer of the SSTII Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Harlem USA Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.30       Trimont LLC, as Primary Servicer of the Harlem USA Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.31       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Harlem USA Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Coconut Point Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.33       Trimont LLC, as Primary Servicer of the Coconut Point Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.34       Rialto Capital Advisors, LLC, as Special Servicer of the Coconut Point Mortgage Loan (see Exhibit 35.3)

35.35       Wells Fargo Bank, National Association, as Primary Servicer of the MY Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.36       Trimont LLC, as Primary Servicer of the MY Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.37       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the MY Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2026